Form 10QSB
period 2005-03-31
GENERAL FINANCE & DEVELOPMENT, INC.
filed 2005-08-12
CIK 1313800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE                                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE                                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-51156

GENERAL FINANCE AND DEVELOPMENT, INC.

(Exact name of small business issuer as specified in its charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	61-1446632 (IRS Employer Identification No.)

855 Village Center Drive, North Oaks, MN 55127

(Address of Principal Executive Offices)

(651) 238-8636

(Issuer’s telephone number)

Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2005: 3,791,255 shares of common stock.

Transitional Small Business Format: Yes ☒ No [ ]

FORM 10-QSB

GENERAL FINANCE AND DEVELOPMENT, INC.

Item 1. Financial Information

GENERAL FINANCE AND DEVELOPMENT, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31	December 31
	2005	2004
ASSETS

Current Assets:

Cash	$20,891	$32,942

Total current assets	20,891	32,942

Other assets:
Investment in CAHR stock	76,500	21,000

Total assets	$97,391	$53,942

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$30,500	$--

Shareholders’ Equity (deficit):
Common stock: $.01 par value; 50,000,000
shares authorized; 3,791,250 shares
issued and outstanding	37,913	37,913
Additional paid-in capital	52,729	52,729
Accumulated other comprehensive income	60,000	4,500
Deficit accumulated during the
development stage	(83,751)	(41,200)

Total shareholders’ equity (deficit)	66,891	53,942

Total liabilities and shareholders’ equity (deficit)	$97,391	$53,942

See notes to financial statements.

GENERAL FINANCE AND DEVELOPMENT, INC.

.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	March 31, 2005	March 31, 2004	Inception March 31, 2005

Revenues	$--	$--	$--

Cost of Sales	--	--	--

General and administrative expenses	(42,551)	(3,850)	(83,751)

Interest expense	--	--	--

Other income expense	--	--	--

Debt forgiveness	--	--	--

Income tax expense	--	--	--

Net income (loss)	(42,551)	(3,850)	(83,751)

Other comprehensive
Income (loss)	55,500	--	60,000

Comprehensive income (loss)	$(12,949)	$(3,850)	$(23,751)

Basic earnings (loss) per share	$(.01)	$--	$(.02)

Weighted average number of
Shares outstanding	3,791,250	3,791,250	3,791,250

See notes to financial statements

GENERAL FINANCE AND DEVELOPMENT INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) In Cash

(Unaudited)

	Three Months Ended		Inception To
	March 31, 2005	March 31, 2004	March 31, 2005
Cash flows from operating activities:
Net income (loss)	$(42,551)	$(3,850)	$(83,751)
Adjustments to reconcile net loss
to net cash from operating
activities:
Donated services and
payment of expenses
on behalf of Company	--	3,000	24,142
Accountants payable and
other current liabilities	30,500	--	30,500

Cash flows from operating
activities	(12,051)	(850)	(29,109)

Cash flows from financing activities:
Stock Proceeds	--	--	50,000

Increase (decrease) in cash	(12,051)	850	20,891
Cash:
Beginning of year	32,942	37,111	--

End of year	$20,891	$36,261	$20,891

Supplemental cash flow information:
Interest paid	--	--	--
Income taxes paid	--	--	--

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

A.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-SB for the year ended December 31, 2004.

Nature of Business

We were incorporated in the State of Minnesota on April 1, 2003 as a spin-off from Vital Health Technologies, Inc. as part of a merger agreement between Vital Health and Caribbean American Health Resorts, Inc. The Company was formed for the purpose of acquiring the Variance Cardiography heart screen business from Vital Health.

Development Stage Company

We are a development stage company that has only recently commenced our principal operation of licensing and distributing the Variance Cardiography technology and related services.

We have been relying on the services of Aurora Capital Management, L.L.C. a Minnesota venture capital firm to provide initial funding and management services.

We have generated no revenues since inception.

General and administrative expenses since inception have totaled $83,571.

We had no income tax expense since inception.

We filed a Form 10-SB Registration Statement with the United States Securities and Exchange Commission on February 9, 2005.

The acquisition of the Variance Cardiography business was not finalized until November of 2004 due to a dispute over the transfer of the assets pertaining to the technology.

The assets we acquired are as follows:

1.	Patent # 5,188,116 Electrocardiographic Method and Device
2.	3 USB HeartFit System prototypes including schematics
3.	All existing Variance Cardiographs in inventory and company owned that are in the field
4.	All marketing materials and all materials relating to clinical studies
5.	All materials relating to regulatory and FDA

Our primary product is the Variance Cardiograph. The Variance Cardiograph is a medical device designed to assist in the diagnosis of coronary artery disease by measuring the electro-physiological behavior of heart tissue while the patient is at rest.

The Variance Cardiograph Report

Over 10 years of extensive research including clinical data from over 5,000 test subjects was utilized to develop the proprietary variance cardiogram report that provides a pre-test likelihood of heart disease and a Heart Variance Index score generated from a patented algorithm utilizing data collected from the advanced ECG technology. The two are then combined to provide a post-test likelihood score. A standard 12-lead ECG report is also provided in addition to a scoring system for each lead by region of the heart and a graph for each lead.

The test results for a variance cardiogram report are broken down into the following categories:

Pre-test likelihood of heart disease

Is expressed as a percentage and reflects an individuals probability of heart disease by analyzing risk factors such as age, gender, height, weight, blood pressure, cholesterol and smoking history. The data is compared to a comprehensive group of studies called the “Pooling Project.”

Post-test likelihood of heart disease

Is expressed as a percentage that combines the pre-test data and the Variance Heart Index data.

The Variance Heart Index

Is an index score that ranges from 0 - 150 that is derived from the algorithm analysis of 80 heartbeats.

In a moderate-high risk population, the indices indicate the following outcomes and/or recommendations:

0-75	Normal or Healthy Heart Tissue
75-90	Follow-up Retest
90-150	Further Evaluation is Recommended

The software for the Variance Cardiograph runs on standard Windows Operating Systems. In addition, the newer Variance Cardiograph can complete a test in 10-15 minutes, compared to the 45-minute test of the previous design. The prototypes of the new system are available for presentation and research purposes. None of these systems are available for sale or use by physicians for patient use.

The 24 lead system (22 surface electrodes) utilized for the Variance Cardiograph has been proven through clinical studies to be more accurate than the standard 12 lead ECG. Even though the additional electrodes require more time to administer the test the Variance Cardiogram is still much easier to administer than the exercise stress test.

The Company intends to begin a feasibility study to examine reducing the number of leads and surface electrodes without the loss of accuracy to be more competitive with the resting ECG.

The new design requires that a new 510 (k) be filed with the FDA in order to market the device to the medical community. The company expects the time frame for FDA clearance to market the device to be 6 to 12 months from the application filing date. The company is undecided if and when the filing will take place since licensing the technology to other medical device manufacturers will more than likely involve additional modifications to the technology which may require them to file there own 510(k).

Failure of the company to secure adequate financing could result in it being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

Item 2. Managements Discussion and Analysis of Financial Condition and Plan of Operation

Three Months Ended March 31, 2005 and 2004

The Company generated no revenue for the three months ended March 31, 2005, and has generated no revenue since inception on April 1,2003.

General and administrative expenses for the three months ended March 31, 2005 were $42,551 as compared to $3,850 in the same period of the year 2004.

As a result of the foregoing, the Company realized a net loss of $42,551 for the three months ended March 31, 2005, as compared to net loss of $3,850 for the same period in 2004.

Liquidity and Capital Resources

At March 31, 2005, the Company had a working capital deficit of $9,609, as compared to a working capital surplus of $32,942 at December 31, 2004. The change is due primarily to costs associated with contracting management professionals and legal and accounting expenses relating to the company filing its Form 10-SB registration with the SEC.

Plan for the Next 12 Months.

Our plan for the next 12 months is to handle our administrative requirements and complete ongoing research and product enhancements while seeking additional license opportunities for the Variance Cardiography technology. We will be also pursuing other business opportunities. There can be no assurance that we will be successful with any of the initiatives, and if so; we cannot accurately predict the value of any agreement to us.

Two additional research studies are to begin with the first study in June, 2005.The first study will measure the effect of cardiovascular risk reduction on changes in Variance Cardiography scores on patients who have had gastro-intestinal bypass surgery. Generally, when a subject undergoes the procedure there is a significant loss in weight. The study will try and determine the relationship between weight loss and heart health. The research proposal has been submitted and approved by the University of St. Thomas, St. Paul, Minnesota., to begin the study. Dr Carey will conduct this study and complete a written report. General Finance and Development will provide training for the staff of the University to conduct the tests and also the necessary test electrodes. The second research study to begin in late summer or early fall of 2005 is intended to utilize Variance Cardiography in a company wellness program combining diet, exercise and a motivational reward system for the participating employees. The objective is to measure the health improvement of the participating employees and to project a reduction in health care related costs for the company.

These two studies are intended to serve 2 purposes.

1.	To introduce new applications for the Variance Cardiograph as a tool to accurately measure the impact of programs and procedures to improve overall health and disease prevention.

2.	To assess the market potential for the development of new products and services that will compliment Variance Cardiography.

Longitudinal study to determine the predictive value of Variance Cardiography.

We have targeted a group of approximately 350 subjects who tested positive for coronary artery disease (CAD) 10-12 years ago. The same physician utilizing the variance cardiograph at the same medical facility tested all these subjects. These individuals or family members will need to be contacted and surveyed regarding any development of CAD. The results of this study could be significant in that there is a need for a technology that can be an accurate predictor of CAD so that preventive measures can be employed early on in the disease progression. Our next steps will entail formalizing the details of how this study will be conducted, who will conduct the study and that the costs will be.

The objectives of the study are as follows:

1.

To utilize test data to determine the predictive accuracy of Variance Cardiography by conducting an analysis of each patient’s history of heart disease development based on the test scores we have on file.

2.	To determine the feasibility of Variance Cardiography as a mass screening tool for the early detection of heart disease.

We have relied on Aurora Capital Management, L.L.C. for initial funding and will continue to due so for near term requirements. According to our March 31, 2005 bank statement we had $20,891 in cash. According to our March 31,2005 brokerage statement we had $76,500 in marketable securities. Based on these financial resources we anticipate having enough capital to meet our cash requirements over the next 12 months assuming we do not implement our business plan. Our plan is to sell shares of our stock as part of an offering to raise the capital necessary to implement our business plan. At this time we do not know the amount of shares, price or type of offering we will undertake.

Since we presently have no revenue from operations, we cannot rely on internal sources of capital to fund our ongoing expenses. If we do not receive royalties from our license agreement with Vital Health Technologies and are unable to execute additional license agreements or raise additional capital, or engage in other business opportunities, our ability to continue as a going concern is unlikely.

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed above and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Finance and Development, Inc.

Date: August 12, 2005	By	/s/ William Kieger
William Kieger
Chief Executive Officer and Chief Financial Officer