Form 10QSB
period 2005-06-30
GENERAL FINANCE & DEVELOPMENT, INC.
filed 2005-08-12
CIK 1313800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE                                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2005: 3,791,255 shares of common stock.

Transitional Small Business Format: Yes ☒ No [ ]

FORM 10-QSB

GENERAL FINANCE AND DEVELOPMENT, INC.

Item 1. Financial Information

GENERAL FINANCE AND DEVELOPMENT, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash	$19,031	$32,942

Total current assets	19,031	32,942

Other assets:
Investment in CAHR stock	45,000	21,000

Total assets	$64,031	$53,942

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$61,500	$--

Total current liabilities	61,500	--

Shareholders’ Equity (deficit):
Undesignated stock: shares
authorized; none issued and outstanding	--	--
Common stock: $.01 par value; 50,000,000
shares authorized; 3,791,250 shares
issued and outstanding	37,913	37,913
Additional paid-in capital	52,729	52,729
Accumulated other comprehensive income	28,500	4,500
Deficit accumulated during the
development stage	(116,611)	(41,200)

Total shareholders’ equity (deficit)	2,531	53,942

Total liabilities and shareholders’ equity (deficit)	$64,031	$53,942

See notes to financial statements.

GENERAL FINANCE AND DEVELOPMENT, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended		Inception to
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005

Revenues	$--	$--	$--	$--	$--

Cost of Sales	--	--	--	--	--

General and administrative expenses	(32,800)	(3,855)	(75,411)	(7,705)	(116,611)

Interest expense	--	--	--	--	--

Other income expense	--	--	--	--	--

Debt forgiveness	--	--	--	--	--

Income tax expense	--	--	--	--	--

Net income (loss)	(32,860)	(3,855)	(75,411)	(7,705)	(116,611)

Other comprehensive
Income (loss)	(31,500)	--	24,000		28,500

Comprehensive income (loss)	$(64,360)	$(3,855)	(51,411)	$(7,705)	$(88,811)

Basic earnings (loss) per share	$(.01)	$--	(.01)	$--	$(.03)

Weighted average number of
Shares outstanding	3,791,250	3,791,250	3,791,250	3,791,250	3,791,250

See notes to financial statements.

GENERAL FINANCE AND DEVELOPMENT

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) In Cash

(Unaudited)

	Three Months Ended		Inception To
	June 30, 2005	June 30, 2004	June 30, 2005
Cash flows from operating activities:
Net income (loss)	$(75,411)	$(7,705)	$(116,611)
Adjustments to reconcile net loss
to net cash from operating
activities:
Donated services and
payment of expenses
on behalf of Company	--	3,000	24,142
Accountants payable and
other current liabilities	61,500	--	61,500

Cash flows from operating
activities	(13,911)	(850)	(30,969)

Cash flows from financing activities:
Stock Proceeds	--	--	50,000

Increase (decrease) in cash	(13,911)	850	19,031
Cash:
Beginning of year	32,942	37,111	--

End of year	$19,031	$36,261	$19,031

Supplemental cash flow information:
Interest paid	--	--	--
Income taxes paid	--	--	--

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

A.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-SB for the year ended December 31, 2004.

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

General and administrative expenses since inception have totaled $116,611.

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

Item 2. Managements Discussion and Analysis of Financial Condition and Plan of Operation

Three Months Ended June 30, 2005 and 2004

The Company generated no revenue for the three months ended June 30, 2005, and has generated no revenue since inception on April 1,2003.

General and administrative expenses for the three months ended June 30, 2005 were $32,800 as compared to $3,855 in the same period of the year 2004.

As a result of the foregoing, the Company realized a net loss of $32,860 for the three months ended June 30, 2005, as compared to net loss of $3,855 for the same period in 2004.

Liquidity and Capital Resources

At June 30, 2005, the Company had a working capital deficit of $42,469 as compared to a working capital surplus of $32,942 at December 31, 2004. The change is due primarily to costs associated with contracting management professionals and legal and accounting expenses relating to the company filing its Form 10-SB registration with the SEC.

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

Two additional research studies are to start this year with the first study that began in June, 2005.The first study will measure the effect of cardiovascular risk reduction on changes in Variance Cardiography scores on patients who have had gastro-intestinal bypass surgery. Generally, when a subject undergoes the procedure there is a significant loss in weight. The study will try and determine the relationship between weight loss and heart health. The University of St. Thomas, St. Paul, Minnesota, approved the research proposal and Dr. Daniel Carey will conduct this study and complete a written report. Initially General Finance and Development was to provide training for the staff of the University to conduct the tests and also the necessary test electrodes. Instead General Finance and Development has contracted a Licensed Practical Nurse who is providing services as a Senior Technician to administer and train other technicians in administering the variance cardiogram. This individual is administering the tests at the University of St. Thomas and General Finance and Development is paying for the costs associated along with providing the electrodes. The second research study to begin in late summer or early fall of 2005 is intended to utilize Variance Cardiography in a company wellness program combining diet, exercise and a motivational reward system for the participating employees. The objective is to measure the health improvement of the participating employees and to project a reduction in health care related costs for the company.

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

We have relied on Aurora Capital Management, L.L.C. for initial funding and will continue to due so for near term requirements. According to our June 30, 2005 bank statement we had $19,031 in cash. According to our June 30,2005 brokerage statement we had $45,000 in marketable securities. Based on these financial resources we anticipate having enough capital to meet our cash requirements over the next 12 months assuming we do not implement our business plan. Our plan is to sell shares of our stock as part of an offering to raise the capital necessary to implement our business plan. At this time we do not know the amount of shares, price or type of offering we will undertake.

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
William Kieger
Chief Executive Officer & Chief Financial Officer